Form 10-K
period 2002-12-31
MORGAN STANLEY DEAN WITTER CAPITAL I INC TRUST 2002-HE1
filed 2003-03-31
CIK 1176456

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-83986-04

Morgan Stanley Dean Witter Capital I Inc
(Exact name of registrant as specified in its charter)

Delaware                          13-3291626
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

1585 Broadway
New York, New York                                       10036
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           212-296-7000

Morgan Stanley Dean Witter Capital I Inc
Mortgage Pass-Through Certificates Series 2002-HE1
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the notes.

      Below are the number of Noteholders or Certificateholders of record as of the end of the reporting year.

      Morgan Stanley Dean Witter Capital I Inc
      Mortgage Pass-Through Certificates
      Series 2002-HE1 Class A-1                1
      Series 2002-HE1 Class A-2               12
      Series 2002-HE1 Class M-1                3
      Series 2002-HE1 Class M-2                3
      Series 2002-HE1 Class B-1               12
      Series 2002-HE1 Class B-2                3
      Series 2002-HE1 Class X                  1
      Series 2002-HE1 Class P                  1


Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                       Accountant's Servicing Report.
                 99.4  Annual Report of Management


      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      July 25, 2002;
      August 26, 2002;  September 25, 2002, October 25, 2002;
      November 25, 2002;  December 26, 2002

      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Dean Witter Capital I Inc
Mortgage Pass-Through Certificates Series 2002-HE1

      /s/  Craig Phillips

      Name:  Craig Phillips

      Title:  President




Date:  March 31, 2003


Sarbanes-Oxley Certification

CERTIFICATION

Re: Morgan Stanley Dean Witter Capital I Inc. Trust 2002-HE1 ("the Trust"), Mortgage Pass-Through Certificates, Series 2002-HE1, issued pursuant to the Pooling and Servicing Agreement, dated as of June 1, 2002 (the "Pooling and Servicing Agreement"), among Morgan Stanley
Dean Witter Capital I Inc., as depositor, U.S. Bank National Association, as trustee (the "Trustee"), Ocwen Federal Bank FSB, as servicer ("Ocwen"), The Provident Bank, as servicer ("Provident" and, together with Ocwen, the "Servicers")

I, Craig Phillips, certify that:

1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Pooling and Servicing Agreement, for inclusion in the Reports is included in these Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, each Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and each Servicer.



Date:               3-25-03

Signature:          /s/ Craig Phillips

Title:              President


                    EXHIBIT INDEX

      Exhibit Number Description
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
               99.4 Report of Management




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      Morgan Stanley Dean Witter Capital I Inc
      Mortgage Pass-Through Certificates Series 2002-HE1

STATEMENT TO CERTIFICATEHOLDERS

Class     Cusip          Orig Bal       Beg Bal          Prin           Int
A-1     61746WQK9     557,163,000   557,163,000    41,619,780     5,830,185
A-2     61746WPX2     237,977,000   237,977,000    20,693,123     2,435,622
M-1     61746WPY0      52,690,000    52,690,000             0       626,020
M-2     61746WPZ7      47,900,000    47,900,000             0       738,622
B-1     61746WQA1      38,320,000    38,320,000             0       687,762
B-2     61746WQB9      11,975,000    11,975,000             0       257,304
X          N/A         11,975,000    11,975,000        20,534    27,953,416
P          N/A                  0             0             0     1,285,745
R          N/A                  0             0             0             0
                      958,000,000   958,000,000    62,333,437    39,814,675

Class         Total        Losses       End Bal
A-1      47,449,966             0   515,543,220
A-2      23,128,745             0   217,283,877
M-1         626,020             0    52,690,000
M-2         738,622             0    47,900,000
B-1         687,762             0    38,320,000
B-2         257,304             0    11,975,000
X        27,973,951             0    11,975,000
P         1,285,745             0             0
R                 0             0             0
Total   102,148,113             0   895,687,097

AMOUNTS PER $1,000 UNIT

Class          Prin           Int         Total        Losses       End Bal
A-1         74.6995       10.4641       85.1635        0.0000      925.3005
A-2         86.9543       10.2347       97.1890        0.0000      913.0457
M-1          0.0000       11.8812       11.8812        0.0000     1000.0000
M-2          0.0000       15.4201       15.4201        0.0000     1000.0000
B-1          0.0000       17.9479       17.9479        0.0000     1000.0000
B-2          0.0000       21.4867       21.4867        0.0000     1000.0000
X            1.7148     2334.3145     2336.0293        0.0000     1000.0000

Class      Org Rate                    Cur Rate                   Next Rate
A-1         2.20500%                    1.74500%                    1.78500%
A-2         2.17000%                    1.71000%                    1.75000%
M-1         2.44000%                    1.98000%                    2.02000%
M-2         3.14000%                    2.68000%                    2.72000%
B-1         3.64000%                    3.18000%                    3.22000%
B-2         4.34000%                    3.88000%                    3.92000%
X           6.37082%                    6.12214%

Section 4.02 (i.)
PRINCIPAL DISTRIBUTIONS
Curtails                                                            374,426
Payments in Full                                                 57,778,107
Liq Proceeds                                                        454,459
                                                                 58,606,992

Section 4.03 (ii.)(iii.)
INTEREST DISTRIBUTIONS
                       Unpaid Int    Unpaid Int    Basis Risk
Class           Int      Included        Remain       Covered
A-1       5,830,185             0             0             0
A-2       2,435,622             0             0             0
M-1         626,020             0             0             0
M-2         738,622             0             0             0
B-1         687,762             0             0             0
B-2         257,304             0             0             0
X        27,953,416            NA            NA            NA
Total    38,528,930             0             0             0

Reduction from the allocation:
                       Basis Risk
Class               Carry Forward                      Losses          RAIS
A-1                             0                           0             0
A-2                             0                           0             0
M-1                             0                           0             0
M-2                             0                           0             0
B-1                             0                           0             0
B-2                             0                           0             0
X                               0                           0             0
Total                           0                           0             0

Section 4.02 (v.)
BALANCES AS OF:                                                   Dec - '02
Stated Prin Bal of Mort Loans                                   895,687,097

Section 4.02 (vi.)
MAS SERV COMP                                                     2,327,317

Section 4.02 (viii.)
P&I ADVANCES *
Current Period Advances                                           1,540,059
Outstanding Advances                                              2,289,648

Section 4.02 (ix.)                                     Unpaid        Stated
DELINQ INFO                Number                         Bal           Bal
*31-60                        148                  21,100,690    21,065,428
*61-90                         35                   5,111,096     5,100,186
*91+                           15                   1,975,003     1,969,346
Foreclosures                  149                  19,539,099    19,479,657
Bankruptcies                   58                   6,228,689     6,215,768
REOs                            6                     738,264       735,489
*Note:  Do not include Foreclosure, Bankruptcy, REO

Section 4.03 (x.)
SCHEDULED PAYMENTS

         Due Period                    Pmts Due                    60+ Pmts
              Nov-02                  7,269,218                     259,985
              Oct-02                  7,397,979                     223,071
              Sep-02                  7,472,101                     154,929
              Aug-02                  7,535,962                      83,657
              Jul-02                  7,590,413                      40,704
              Jun-02                  7,213,841                       3,481


Section 4.02 (xi.)
REO INFORMATION
Loans that became REO properties in the preceding calendar month:

               Loan                  Unpaid Bal                  Stated Bal
              576444                    198,000                     197,156

Section 4.02 (xii.)
REO INFORMATION
Number of REO Loans                                                       6
Stated Principal Balance of REO Properties                          735,489
Tot Bk Val of REO Props:                                            749,940

Section 4.02 (xiii.)
Stepdown Date Occurrence                                                 NO
Trigger Event Occurrence                                                 NO
Aggregate Balance of loans 60+ days delinquent *                 33,500,446
*Note:  Includes Foreclosure, Bankruptcy, REO

Section 4.03 (xiv.)
RESERVE FUND
Amount on Deposit in Excess Reserve Fund                                   0

Section 4.03 (xv.), (xxi)
REALIZED LOSSES
Realized Losses that were incurred during the related Prepayment Period
Total Realized Losses                                                 2,003
Aggregate Realized Losses                                             2,003
Cummulative Realized Loss Percentage                                0.0002%

Applied Realized Losses that were incurred during the related
Prepayment Period

Total Applied Realized Losses                                             0
Aggregate Applied Realized Losses                                         0
Cummulative Applied Realized Loss Percentage                        0.0000%

Section 4.02 (xvi.)
Net Monthly Excess Cash Flow                                     27,973,951
Allocation to Applied Realized Losses                                     0
Allocation to Unpaid Interest Amounts                                     0

Section 4.02 (xvii.)
Subordination Amount                                             11,975,000
Required Subordinated Amount                                     11,975,000

Section 4.02 (xviii.)
Prepay Charges                                                    1,285,745

Section 4.03 (xix.), (xx)                               Grp 1         Grp 2
Pre-Funded Amounts                                          0             0
Unused Prefund Amts as prin to A                            0             0



       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance


MORGAN STANLEY DEAN WITTER CAPITAL I, Inc.
MORGAN PASS-THROUGH CERTIFICATES, SERIES 2002-HE1
SERVICER ANNUAL OFFICER'S CERTIFICATE

FEBRUARY 24, 2003


Pursuant to the provisions of the Pooling and Servicing
Agreement dated as of June 1, 2002 by and between MORGAN
STANLEY DEAN WITTER CAPITAL I, INC. and PCFS MORTGAGE
RESOURCES, a division of The Provident Bank, I, David M.
Friedman as President of Servicing of the servicer, hereby certifies as follows:

(a)	a review of the activites of the Servicer during
	the preceding calender year and of the performance under the Pooling and Servicing Agreement has been made under my direction and supervision; and

(b)	to the best of my individual knowledge based on
	such review, the Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement for such year in accordance with the requirements set forth in said Pooling and Servicing Agreement.



			 	PCFS MORTGAGE RESOURCES

			        By: /s/ David M. Friedman
                                President of Servicing


OCWEN
CERTIFICATION

Re: Morgan Stanley Dean Witter Capital I Inc. Trust 2002-HE1 (the "Trust"), Mortgage Pass-Through Certificates, Series 2002-HE1, issued pursuant to the Pooling and Servicing Agreement, dated as of June 1, 2002 (the "Pooling and Servicing Agreement"), among Morgan Stanley Dean Witter Capital I Inc., as depositor (the "Depositor"), U.S. Bank National Association, as trustee (the "Trustee"), Ocwen Federal Bank FSB, as servicer ("Servicer"), and the Provident Bank, as servicer

I, Ronald M. Faris, certify to the Depositor and the Trustee, and their officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification that:

1.	I am responsible for reviewing the activities performed by the Servicer under the Pooling and Servicing Agreement based upon my knowledge and the annual compliance review required under the Pooling and Servicing Agreement, and except as disclosed in the annual compliance statement required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement (which has been so delivered to the Trustee), the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

2.	All significant deficiencies relating to the Servicer's compliance with the minimum servicing standards for purposes of the report provided by an independent public accountant, after conducting a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, have been disclosed to such accountant and are included in such reports.

Date:  March 14, 2003

/s/ Ronald M. Faris

Ronald M. Faris

President





       EXHIBIT 99.3 -- Report of Independent Auditors


Report of Independent Accountants


Board of Directors
The Provident Bank

We have examined management's assertion, included in the accompanying report titled Report of Management, that the Provident Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Bank's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Bank's compliance with specified requirements.

In our opinion, management's assertion, that the Bank complied with the aforementioned requirements during the year ended
December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporations, and the Bank's private investors and is not intended to be and should not be used by anyone other than these specified parties.



					/s/ Ernst & Young LLP



February 24, 2003






PricewaterhouseCoopers LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401
Telephone (561) 832 0038
Facsimile (561) 805 8181

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors of
Ocwen Federal Bank FSB

We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to interest on escrows described in the third paragraph, Ocwen Federal
Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified
Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards in certain states related to interest on escrows applicable to the Bank during the year ended
December 31, 2002. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying
Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
March 14, 2003





       EXHIBIT 99.4 -- Report of Management
       Report of Management

We, as members of management of PCFS Mortgage Resources'
(based in Atlanta)(PCFS), a division of The Provident Bank
(the Bank), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the PCFS's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, the PCFS complied, in all material respects, with the minimum servicing standards set forth in the USAP. As of and for this same period, PFGI had in effect a fidelity bond and errors and omissions policy in the amount of $25,000,000 and $20,000,000, respectively.



/s/ Richard Gravino			/s/ David Friedman
Richard Gravino				David Friedman
Executive Vice President		Senior Vice President
Consumer Finance			National Servicing Operations









MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 14, 2003

As of and for the year ended December 31, 2002, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

          Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2002. The Bank is currently implementing an enhancement to its REALServicing servicing system to ensure that, for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the payment or crediting of such interest is in accordance with applicable state laws.

As of and for this same period, the Bank had in effect a fideltiy bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $10,000,000.


/s/ Ronald M. Faris
Ronald M. Faris
President

/s/ Scott W. Anderson
Scott W. Anderson
Senior Vice President of Residential Assets

/s/ James D. Campbell
James D. Campbell
Director of Investor Reporting